Form 10QSB
period 1995-06-30
WESTERN ENERGY RESOURCES INC
filed 1995-08-15
CIK 766822

----------------------------------------------------------------
----------------------------------------------------------------
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:    June 30, 1995.

                    Commission File No. 0-14131

                   WESTERN ENERGY RESOURCES, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Delaware                              33-0089423
----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

34192 Violet Lantern, Suite 3, Dana Point, California      92629
----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (714)582-2250

                      (Not applicable)
----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]       NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, par value $.01 per share, outstanding as of June
30, 1995:  87,449,410 shares.

Transitional Small Business Disclosure Format (check one):
YES  [ ]       NO  [X]

----------------------------------------------------------------
----------------------------------------------------------------

                      WESTERN ENERGY RESOURCES, INC.
                                   INDEX

                                                           Page
                                                           Number

Part I   - FINANCIAL INFORMATION...........................   3

Item 1.    Financial Statements:
           Consolidated Balance Sheets at
             June 30, 1995 and December 31, 1994...........   3
           Consolidated Statements of Operations
             for the Six Months and Three Months ended
             June 30, 1995 and June 30, 1994...............   5
           Consolidated Statement of Changes in
             Stockholders' Equity (Deficit)for the
             Six Months ended June 30, 1995................   6
           Consolidated Statements of Cash Flows for the
             Six Months ended June 30, 1995................   7
           Notes to Consolidated Financial Statements
             at June 30, 1995..............................   8

Item 2.    Management's Discussion and Analysis or
             Plan of Operation:
           Management's Discussion and Analysis of
             Financial Condition and Results of Operations.  16

Part II  - Other Information:
           Item 6.  Exhibits and Reports on Form 8-K.......  23

Signatures ................................................  24

                       PART I. FINANCIAL INFORMATION
              WESTERN ENERGY RESOURCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                        June 30,     December 31,
                                          1995           1994
                                      ------------   ------------
ASSETS:
Current Assets:
  Cash............................... $     7,496    $     1,651
  Trade accounts receivable,
    net of allowance for doubtful
    accounts of $8,805 at June 30,
    1995 and December 31, 1994.......     216,094        211,254
  Inventory..........................      56,447         69,534
  Prepaid expenses...................      43,729         11,789
  Other..............................      40,385          3,407
                                      ------------   ------------
  Total Current Assets...............     364,151        297,635
                                      ------------   ------------
Property and Equipment at cost.......      68,724         65,400
Less accumulated depreciation........     (61,502)       (56,370)
                                      ------------   ------------
Net Property and Equipment...........       7,222          9,030
                                      ------------   ------------
Producing Oil and Gas Properties,
  accounted for under the successful
  efforts method, net................   1,334,181      1,397,936
Deferred offering costs..............      40,000             -
Other assets.........................       7,912          8,120
                                      ------------   ------------
                                        1,382,093      1,406,056
                                      ------------   ------------
Total Assets......................... $ 1,753,466    $ 1,712,721
                                      ============   ============

See accompanying Notes to Consolidated Financial Statements.

              WESTERN ENERGY RESOURCES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (continued)

                                        June 30,     December 31,
                                          1995           1994
                                      ------------   ------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
  Accounts payable................... $   348,237    $   255,479
  Accounts payable, related party....      42,234         28,815
  Accrued liabilities................     191,521         36,220
  Note payable.......................      77,000          5,000
  Debt due supplier..................      94,420         94,420
  Current portion of long-term debt,
    related parties..................   1,375,065         24,025
                                      ------------   ------------
Total Current Liabilities............   2,128,477        443,959
                                      ------------   ------------
Long-Term Debt.......................          --        350,000
Long-Term Debt, related parties......     535,279      1,498,076
                                      ------------   ------------
Total Long-Term Debt.................     535,279      1,848,076
                                      ------------   ------------
Total Current Liabilities
  and Long-Term Debt.................   2,663,756      2,292,035
                                      ------------   ------------
Commitments and Contingencies
 (Notes C, H and I)

Stockholders' Equity (Deficit):
  Common stock, $.01 par value,
    150,000,000 shares authorized,
       87,514,042 shares issued;
    87,449,410 shares outstanding
       at June 30, 1995 and
       December 31, 1994.............     875,139        875,139
  Additional paid-in capital.........   5,713,014      5,713,014
  Treasury stock, at cost,
     64,632 shares...................     (33,090)       (33,090)
  Accumulated (deficit)..............  (7,465,353)    (7,134,377)
                                      ------------   ------------
Total Stockholders' Equity (Deficit).    (910,290)      (579,314)
                                      ------------   ------------
Total Liabilities and
  Stockholders' Equity (Deficit)..... $ 1,753,466    $ 1,712,721
                                      ============   ============

See accompanying Notes to Consolidated Financial Statements.

              WESTERN ENERGY RESOURCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          Six Months ended    Three Months ended
                              June 30,              June 30,
                        -------------------  --------------------
                           1995      1994       1995       1994
                        --------- ---------  --------- ---------

REVENUES:
  Oil and gas......... $ 189,540  $ 39,979   $  88,418  $ 16,635
  Solar energy devices   129,685        -       39,976        -
  Other...............    15,785        -          193        -
                       ---------- ---------  ---------- ---------
Total Revenues........   335,010    39,979     128,587    16,635
                       ---------- ---------  ---------- ---------
COSTS AND EXPENSES:
  Oil and gas
    production costs..   101,594    19,190      43,796     7,227
  Cost of sales.......    86,810        -       21,623        -
  Sales and marketing.    34,841        -       17,678        -
  General and
    administrative....   308,091    23,034     175,135    12,760
  Depreciation,
    depletion and
    amortization......    50,012    14,373      24,007     7,185
  Interest expense....    72,906     1,597      37,925     1,003
  Other:
    Financial expense..    7,598        -        7,598        -
    Loss on sale of
      interest in wells    4,134        -        4,134        -
                       ---------- ---------  ---------- ---------
Total Costs & Expenses   665,986    58,193     331,896    28,175
                       ---------- ---------  ---------- ---------
NET (LOSS)............ $(330,976) $(18,213)  $(203,309) $(11,540)
                       ========== =========  ========== =========
NET (LOSS)
  PER COMMON SHARE....    $(.004)    $(.00)     $(.002)    $(.00)
                       ========== =========  ========== =========
Weighted Average
  Number of Common
  Shares Outstanding.  87,449,410 8,339,941  87,449,410 8,339,941
                       ========== =========  ========== =========

See accompanying Notes to Consolidated Financial Statements.

              WESTERN ENERGY RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1995

                 Common Stock     Additional
             -------------------    Paid-in   Treasury
Accumulated
               Shares    Amount     Capital    Stock
(Deficit)       Total
             ---------- --------  ---------- ---------
------------  ----------


Balance at
December 31,
31, 1994.... 87,449,410 $875,139  $5,713,014 $(33,090)
$(7,134,377)  $(579,314)

Net loss,
six months
ended
June 30,
1995........        --       --          --        --
(330,976)   (330,976)
             ---------- --------  ---------- ---------
------------  ----------
Balance at
June 30,
1995........ 87,449,410 $875,139  $5,713,014 $(33,090)
$(7,465,353)  $(910,290)
             ========== ========  ========== =========
============  ==========


See accompanying Notes to Consolidated Financial Statements.

              WESTERN ENERGY RESOURCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Six Months ended June
30,

--------------------------
                                                 1995
1994
                                           ------------
------------
CASH FLOWS TO (FROM) OPERATING ACTIVITIES:
Net (loss)................................ $  (330,976)  $
(18,213)
Adjustment to reconcile net (loss) to net
  cash provided by operating activities:
    Depreciation, depletion
      and amortization....................      50,012
14,373
    Loss on sale of interest in wells.....       4,134
-
    Changes in:
      Trade accounts receivable...........      (4,840)
1,926
      Inventory...........................      13,087
-
      Prepaid expenses....................     (31,940)
-
      Other current assets................     (36,978)
-
      Accounts payable....................      92,758
(3,279)
      Accounts payable, related parties...      13,419
-
      Accrued liabilities.................     155,301
-
      Other...............................       3,349
(1,952)
                                           ------------
------------
Net Cash Provided (Used) by
     Operating Activities.................     (72,674)
(7,145)
                                           ------------
------------
CASH FLOWS TO (FROM) INVESTING ACTIVITIES:
(Additions) to property and equipment.....      (3,324)
-
Sale of interests in wells................      11,600
-
                                           ------------
------------
Net Cash Provided (Used) by
      Investing Activities................       8,276
-0-
                                           ------------
------------
CASH FLOWS TO (FROM) FINANCING ACTIVITIES:
  Notes payable...........................      72,000
-
  Notes payable, related parties..........      38,243
-
  Deferred offering costs.................     (40,000)
-
                                           ------------
------------
Net Cash Provided by
      Financing Activities................      70,243
-0-
                                           ------------
------------
Net increase (decrease) in cash...........       5,845
(7,145)
CASH, beginning of period.................       1,651
7,421
                                           ------------
------------
CASH, end of period....................... $     7,496   $
276
                                           ============
============
Supplemental disclosures
of cash flow information:
  Cash paid during the period for:
    Interest.............................. $     8,880
    Income taxes.......................... $        -
                                           ============
============

See accompanying Notes to Consolidated Financial Statements.

              WESTERN ENERGY RESOURCES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995

     A.      THE COMPANY.   Western Energy Resources, Inc. (the
"Company") is a diversified energy company engaged in development and distribution of products utilizing renewable energy technology as well as the operation and production of oil and gas resources. Through its wholly-owned subsidiaries, SUN Utility Network, Inc. ("SUN") and Superior Energy Corporation ("Superior"), the Company has sold than 800 solar collector arrays throughout the Western Hemisphere and owns interests in approximately 40 producing oil and gas wells in the United States. SUN is the exclusive distributor in the United States for solar evacuated tubes manufactured by Nippon Electric Glass Co., Ltd. ("NEG") of Japan and Superior owns fractional oil and gas interests primarily located in Texas and Louisiana with other interests in Kansas and New Mexico.

     SUN and Superior were acquired by the Company on October 1, 1994 pursuant to an agreement and plan of reorganization. Prior to October 1, 1994, the Company's only business consisted of fractional interests in 15 oil and gas wells in Texas and Kansas which generated less than $4,000 in revenues per month net of production costs. The Company's interests in 12 of those wells were sold in May 1995 for $17,000 after payment of related liabilities. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, SUN and Superior, from their date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

      B.      UNAUDITED INTERIM STATEMENTS.   The accompanying
unaudited Consolidated Financial Statements at June 30, 1995 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company's management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules. Reference is made to
Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 for a summary of significant accounting policies utilized by the Company. It is suggested that the Consolidated Financial Statements at June 30, 1995 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

     An aggregate of $94,420 in trade debt due a supplier has been reclassified on the Company's balance sheet as of December 31, 1994 from long-term debt to short-term debt since that obligation has no stated maturity date. See Note H below.

                         JUNE 30, 1995 (unaudited)

     C.      GOING CONCERN;  AUDITOR'S QUALIFICATION AND
MANAGEMENT'S PLAN.   The accompanying financial statements have
been prepared assuming that the Company will continue as a going-concern. The Company has suffered recurring losses, has negative stockholders' equity and substantial long-term debt nearing maturity, and cash flows from operations to date have been insufficient to fund future development. The independent auditors' report of A J. Robbins PC on the financial statements of the Company at December 31, 1994 contains a paragraph expressing substantial doubt concerning the ability of the Company to continue as a going concern. The Consolidated Financial Statements at June 30, 1995 do not include any adjustments that might result from the outcome of this uncertainty.

     Management's strategy in acquiring SUN and Superior in October 1994 was to use cash flow from Superior's oil and gas operations to finance the Company's selling, general and administrative expenses and working capital requirements to support continued development of SUN's solar energy tube business and expansion of Superior's oil and gas activities. Included in Superior's oil and gas interests are fractional interests in approximately 40 gross producing wells and 19 gross shut-in wells which had ceased production for mechanical or other reasons, but which management believes offer potential for
renewed production if the wells are re-worked.   If wells having
potential for restored production are re-worked successfully, monthly revenues and cash flow from operations are expected to increase. Before re-work of these wells, the Company's monthly revenues from producing oil and gas wells was approximately $32,000 before production costs for the six months ended June 30, 1995.

     Re-work of the Caudill-State #1 well in Lea County, New Mexico, was completed in the second quarter of 1995; the well remained shut-in at June 30, 1995, and the well test indicates production rates of approximately $8,000 per month net to the Company's interest before production costs. Re-work of the Shinn #1 well in St. Martin's Parish, Louisiana was initiated in June 1995, and initial production rates obtained during work-over indicate production rates of approximately $14,000 per month net to the Company's interest before production costs. Management plans to commence re-work of additional wells in August 1995.
The aggregate cost of re-working approximately 17 other wells, in addition to the Caudill-State #1 and Shinn #1 wells, is estimated by management at approximately $616,000, of which approximately $143,000 would be allocable to net interests of the Company and the balance would be allocable to third parties. However, to re-work certain wells in instances where other owners do not have, or are unwilling to provide, additional capital, the Company may elect to finance the entire cost of re-working one or more wells in exchange for a preferred return on its investment or an assignment of the interests of other co-owners.

                         JUNE 30, 1995 (unaudited)

     In order to obtain funds to satisfy short-term working capital requirements and additional re-work of non-producing oil and gas wells, in June 1995 the Company obtained a financing commitment for up to $350,000 with interest at 12% per annum payable over a period not to exceed 36 months. The financing source will also receive an overriding royalty or net profit interest in oil and gas production that will increase the Company's aggregate financial cost of this financing commitment to approximately 19% per annum. Subject to completion of definitive loan documentation, the Company will be able to draw $150,000 against this commitment with additional funds to become available based upon formulas relating to increased production from the re-work of oil and gas wells. Debt service payments are estimated to require approximately $15,000 per month and will be collateralized by substantially all of Superior's oil and gas interests. The Company will select wells for re-work in an order of priority that takes various factors into account, such as management's estimate of potential for increased production, the cost of re-work and whether or not the Company will be obligated to finance all or only its net share of re-working the well.

     At June 30, 1995, the Company' current assets were $364,000 and its current liabilities were $2,128,000, resulting in a
negative working capital of $1,764,000.   Current liabilities at
June 30, 1995 includes $1,000,000 of debt due Suffolk Energy Partners ("Suffolk") due on January 1, 1996, and $350,000 of debt due Miramar Energy Partners-I, L.P. ("Miramar") which will not be due until April 1, 1996 except for a portion that may become payable to Miramar during 1995 from a percentage of oil and gas revenues of certain wells after they have been re-worked. See Note G below. Excluding the obligations to Suffolk and Miramar, the Company would have had a pro forma negative working capital position at June 30, 1995 of $414,000.

      Management believes that the Company's existing revenue base, proceeds from the recent financing commitment described above and increased revenues from re-work of oil and gas wells discussed above will enable the Company to satisfy its working capital requirements and sustain its operations for the balance of 1995. In order to service long-term debt obligations to Suffolk and Miramar due in early 1996, however, the Company will require additional debt or equity financing. If the debt to Suffolk cannot be paid, the Company may forfeit its interests in certain oil and gas properties purchased from Suffolk that currently generate approximately 59% of Superior's revenues and gross profits (see Note G below.) The Company has filed a registration statement with the SEC covering a proposed sale of equity securities and will also seek private placement financing during the second half of 1995. There can be no assurance, however, that additional financing will be obtained or that any such financing would be on reasonable terms to the Company. Accordingly, the ultimate outcome of management's plan is uncertain.

                         JUNE 30, 1995 (unaudited)

      See the Consolidated Financial Statements at June 30, 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

      D. INTERIM PERIODS NOT NECESSARILY REPRESENTATIVE OF FULL YEAR. The unaudited consolidated statements of operations for the three months and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for
the full year.   See also Notes A and C above and Management's
Discussion and Analysis of Financial Condition and Results of Operation included elsewhere in this Report.

      E.      ACCOUNTS RECEIVABLE.      Concentrations of credit
risk with respect to trade receivables of Superior's oil and gas interests exist due to large balances with two companies that purchase oil and gas production from wells in which Superior has an interest. Ongoing credit evaluations of the operators' financial condition are performed and no collateral is required. Management believes that substantially all accounts receivable as of June 30, 1995 are fully collectible.

      F. ACCOUNTING FOR OIL AND GAS INVESTMENTS AND PROPERTIES. The Company uses the "successful efforts" method of accounting for oil and gas producing activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Capitalized costs of proved oil and gas properties are amortized by the unit-of-production method based on proved oil and gas reserves.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

                         JUNE 30, 1995 (unaudited)

      G.      LONG-TERM DEBT AND CURRENT PORTION.   The Company's
long-term debt and current portion thereof at June 30, 1995 included the following:

                                                      June 30,
                                                        1995
                                                   -------------
Note payable, due April 1, 1996, with interest
  at 10% per annum due monthly commencing
  December 1, 1995 (except interest to
  October 31, 1995 accrued and payable
  April 1, 1996);  acceleration of principal
  payments commences upon full repayment of
  expenses incurred in re-work of specified wells,
  due within 10 days after receipt of net income
  from wells, in an amount equal to 25% of the
  net income received;  collateralized by
  specific oil and gas interests.................. $    350,000
    Less: current portion.........................     (350,000)

Long-Term Debt to Related Parties:
  Note payable to related party, principal due
    January 1, 1996, with interest at 10% per
    annum due quarterly (except interest to
    December 31, 1995 accrued and payable
    January 1, 1996); collateralized by specific
    oil and gas interests.........................    1,000,000
    Less: current portion.........................   (1,000,000)
  Notes payable to stockholders, with interest
    at 7%, principal due December 31, 1999;
    uncollateralized..............................      443,953
  Notes payable to stockholders, with interest
    at 8.5%, principal and interest due in
    monthly installments of $2,465 to
    November 1, 1997;  uncollateralized...........       64,412
    Less: current portion.........................      (25,065)
  Note payable to affiliate of stockholder, with
    interest at 6%, principal due
    December 31, 1996; uncollateralized...........       51,979
                                                   -------------
Total Long-Term Debt, net of current portion...... $    535,279
                                                   -------------

                         JUNE 30, 1995 (unaudited)

       On October 1, 1994, the Company's Superior subsidiary entered into an agreement to purchase certain oil and gas interests from Miramar. In consideration for its purchase of these interests, Superior issued shares of its capital stock to Miramar which were subsequently exchanged for 2,065,635 shares of the Company's common stock under a reorganization agreement and plan between the Company and Superior effected as of October 1, 1994. Superior also issued its promissory note for the payment to Miramar of $350,000 with interest at 10% per annum. The amount of this obligation is subject to certain upward or downward adjustments for certain items to be prorated as provided in the agreement between Superior and Miramar, and provides the principal of the note may be increased to an amount equal to 35% of 90% of the 10% discounted proved oil and gas reserves of the purchased interests as determined by a reserve appraisal report after the wells have been re-worked. Re-work of the wells had not been completed at June 30, 1995. The Company does not anticipate any material adjustments to the $350,000 principal amount of the note as a result of these provisions.

       On October 1, 1994, Superior entered into a purchase agreement for the purchase of certain oil and gas interests from Suffolk. In consideration for its purchase of these interests, Superior issued shares of its capital stock to Suffolk which were subsequently exchanged for 6,954,305 shares of the Company's common stock under a reorganization agreement and plan between the Company and Superior effected as of October 1, 1994. In addition, Superior issued its promissory note for the payment to Suffolk of $1,000,000 with interest at 10% per annum. Under Superior's agreement for the purchase of certain oil and gas interests from Suffolk, should 90% of the discounted proved oil and gas reserves (using a discount factor of 10% per annum) of the purchased interests, as determined by a reserve appraisal based upon prices of $15.00 per barrel of oil and $2.00 per Mcf for gas, exceed the principal amount of the $1,000,000 note, the principal amount of Superior's note will be increased to the 90% discounted figure. The Company does not anticipate any material adjustments to the $1,000,000 principal amount of the note as a result of these provisions.

     As part of the purchase agreement, Superior entered into an escrow agreement with Suffolk whereby the assignment of oil and gas interests purchased from Suffolk have been deposited into escrow. If Superior defaults on the payment of its note obligations, or if a registration statement covering the Company's securities had not been filed with the SEC by June 30, 1995, then Suffolk and Superior agreed to terminate the purchase and sale of the purchased interests. The Company filed a registration statement with the SEC on June 30, 1995 to satisfy the latter condition. In the event the purchase and sale is terminated, Superior's promissory note will be cancelled, the oil and gas interests will be reassigned to Suffolk, and Suffolk will be entitled to retain the 6,954,305 shares of the Company's common stock.

                         JUNE 30, 1995 (unaudited)


       H.      CERTAIN COMMITMENTS AND CONTINGENCIES.

     All of SUN's primary products are purchased from its exclusive supplier, Nippon Electric Glass Co., Ltd. ("NEG") of Japan. As such, SUN's ability to achieve and maintain successful operations depends in substantial part on SUN's ability to retain its distribution rights to NEG products and on NEG's ability and willingness to meet SUN's product requirements.

     SUN has an exclusive distributorship agreement with NEG. This agreement stipulates that SUN has exclusive rights to distribute certain defined glass solar energy products of NEG in the United States. As a condition to maintain exclusive rights, SUN is required to purchase within the 12 month period ending on September 20, 1995 a minimum quantity of 5,000 solar energy tubes from NEG. The value of these minimum purchases is approximately $435,000. The consequence to SUN for not purchasing the stated minimum quantity is possible termination of the agreement or conversion of its exclusive distribution rights to a nonexclusive status. SUN has not met these minimum purchase requirements as of June 30, 1995, and does not believe it will do so by September 20, 1995. Although SUN's distributorship agreement has been renewed in prior years without meeting minimum purchase requirements, there can be no assurance SUN will be able to obtain further renewals of its exclusive rights without attaining minimum performance levels.

     At June 30, 1995, SUN owed $94,420 to NEG, its distributor and sole supplier of solar energy devices. The debt was originally incurred as accounts payable in the normal course of SUN's business. The supplier has agreed to postpone collection of this amount until cash flow of the Company has improved. Accordingly, the payable has been classified as short-term debt, is non-interest bearing and has no stated maturity date.

     As discussed in Note G above, the principal amount of the Company's $350,000 promissory note to Miramar is subject to certain upward or downward adjustments for certain items which have yet to be determined, and certain oil and gas interests purchased by Superior from Suffolk are collateralized by an escrow arrangement. If Superior defaults on the payment of its $1,000,000 note obligations to Suffolk, the Company faces a risk that its interests in certain properties may be forfeited.

                         JUNE 30, 1995 (unaudited)

     Reference is also made to Note 13 of the Notes to Consolidated Financial Statements at December 31, 1994 included in the Company's Annual Report on Form 10-KSB for the fiscal year then ended for a summary of lease obligations and other commitments and contingencies.

       I.      ENVIRONMENTAL MATTERS.

     Operation of the Company's oil and gas properties inherently involves certain risks that its Superior subsidiary may be responsible for environmental cleanup costs associated with drilling, operation and/or shut-down of oil and gas wells. The risks of incurring such costs related to environmental matters are highly uncertain due to such factors as the unknown magnitude of possible pollution and cleanup costs, the complexity and evolving nature of governmental laws and regulations and their interpretations, and the extent, if any, to which costs are recoverable from insurance or other parties. The Company is not aware of any adverse claims or material liabilities relating to environmental cleanup costs as of June 30, 1995, and accordingly no provision has been made for the risk of environmental cleanup costs in the Consolidated Financial Statements at June 30, 1995.

                      WESTERN ENERGY RESOURCES, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The independent auditors' report of A J. Robbins P.C. on the financial statements of the Company at December 31, 1994 contains a paragraph expressing substantial doubt concerning the ability of the Company to continue as a going concern. See Note C of the Notes to Consolidated Financial Statements at June 30, 1995 included elsewhere in this Report for a discussion of management's plans regarding these matters.

      Prior to 1994, the Company primarily owned fractional interests in oil and gas wells in Texas and Kansas. Through an exchange of shares effective as of October 1, 1994, the Company acquired SUN Utility Network, Inc. ("SUN"), a distributor of solar evacuated tubes, and Superior Energy Company, Inc. ("Superior"), an owner of fractional oil and gas interests located primarily in Texas and Louisiana. As of June 30, 1995, the Company has an accumulated deficit from operations of $7,465,000, of which $5,726,000 was attributable to oil and gas operations of the Company through September 30, 1994 incurred prior to the acquisitions of SUN and Superior.

      The oil and gas industry is a highly capital intensive business, especially in the initial stages of exploration and development of properties. Oil and gas operations typically require capital principally to fund (i) purchase of leases or working interests in oil and gas producing properties; (ii) capital expenditures under certain agreements for geological, geophysical and seismic costs and drilling and completion costs of wells; and (iii) general and administrative expenses. Similarly, the operations of SUN in the initial development, sale and marketing of its solar evacuation tube distribution business is capital intensive. SUN's primary working capital requirements are to finance growth in inventories and account receivable and for selling, general and administrative expenses.

      Management's strategy in acquiring SUN and Superior in October 1994 was to use cash flow from Superior's oil and gas operations to finance the Company's selling, general and administrative expenses and working capital requirements necessary to support continued development of SUN's solar energy tube business and possible expansion of Superior's oil and gas operations. Included in Superior's oil and gas interests as of October 1994 are interests in approximately 19 shut-in wells which had ceased production prior to October 1994 for mechanical or other reasons, but offer potential for renewed production if the wells are re-worked. To increase available cash flow, Superior planned capital expenditures in 1995 to rework these oil and gas wells.

     Re-work of wells was not initiated until the second quarter of 1995, and the Company's results of operations for the six months ended June 30, 1995 accordingly do not reflect any increases in revenues projected as a result of oil and gas well
re-work.   For additional information as to the status of
re-working wells, reference is made to Note C of the Notes to Consolidated Financial Statements at June 30, 1995 included elsewhere herein.

     Management's opinion is that the existing revenue base of SUN and Superior, proceeds from a recent financing commitment for up to $350,000 and increased revenues from re-work of oil and gas wells will enable the Company to satisfy its working capital requirements and sustain its operations for the balance of 1995.

     See Note C of the Notes to Consolidated Financial Statements at June 30, 1995 elsewhere herein.

      In order to service long-term debt obligations to Suffolk and Miramar due in early 1996, the Company will require
additional debt or equity financing.   See Notes C and G of the
Notes to Consolidated Financial Statements at June 30, 1995. If the debt to Suffolk cannot be paid, the Company may forfeit its interests in certain oil and gas properties purchased from Suffolk which accounted for approximately 59% of the Company's revenues and gross profit from oil and gas operations (or approximately 33% of consolidated revenues) for the six months ended June 30, 1995. The Company has filed a registration statement covering a proposed sale of equity securities with the Securities and Exchange Commission and will also seek private
placement financing during the second half of 1995.   There can
be no assurance, however, that additional financing will be obtained or that any such financing would be on reasonable terms to the Company. Accordingly, the ultimate outcome of management's plan is uncertain.

      The Company's long-range plan of operation is to expand its activities to develop a diversified energy business. These plans include increasing sales and marketing of solar tubes, expanding SUN's product applications to include energy cogeneration and other solar energy applications, and increasing Superior's oil and gas interests through additional drilling and/or acquisitions of working interests. SUN also plans to rely increasing on long-term leasing programs for hot water, space heating and other solar tube applications to facilitate the sale and marketing of its products and, subject to obtaining additional capital, Superior plans to commence marketing and operation of vapor recovery systems in addition to its existing oil and gas business.

      There can be no assurance the Company will attain profitable operations in the foreseeable future. Management anticipates the Company will seek to sell debt or equity securities to finance expansion of its operations, but there can be no assurance that efforts to raise additional capital will be successful. Even if the Company obtains additional capital to finance expansion of its business, there can be no assurance that its operations will be profitable or that the Company will have sufficient cash from internal operations or from financing transactions to maintain its business operations.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1995 ("1995 First Half") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994 ("1994 First Half"); AND THREE MONTHS ENDED JUNE 30, 1995 ("1995 Second Quarter") COMPARED TO THE IMMEDIATELY PRIOR QUARTER ENDED MARCH 31, 1995 ("1995 First Quarter")

      As discussed above, the Company acquired SUN and Superior through an exchange of shares effective as of October 1, 1994. The acquired assets and liabilities have been recorded in the Company's consolidated financial statements at their estimated fair values at the date of acquisition. The Company's consolidated results of operations for the prior year's 1994 First Half do not include results of operations of SUN and Superior insofar that period was prior to their acquisition by the Company.

      Consolidated revenues for the 1995 First Half of $335,000 increased by $295,000 compared to $40,000 in the prior year's 1994 First Half. Increases in revenues for the 1995 First Half compared to the 1994 First Half are attributable to the operations of SUN and Superior acquired on October 1, 1994.

      The Company's consolidated revenues for the 1995 Second Quarter were $129,000, consisting of approximately $40,000 in revenues of SUN and $88,000 from oil and gas operations. Consolidated revenues decreased by $78,000 compared to consolidated revenues of $206,000 for the immediately preceding 1995 First Quarter which included $90,000 in revenues of SUN and $101,000 in oil and gas revenues.

     SUN's revenues of $40,000 in the 1995 Second Quarter declined by $50,000 compared to $90,000 in the preceding 1995 First Quarter. The decline in revenues was due primarily to an interruption in supply of solar tubes from SUN's supplier in Japan because of the Kobe earthquake and secondarily to a sales reduction associated with repossession of merchandise arising
from a defaulted dealer obligation.   Merchandise repossessed
from the defaulting dealer was resold by the Company in the second quarter of 1995, but such sales were largely offset by
deductions for prior sales to the defaulting dealer.   SUN
recently has changed its marketing strategy to rely increasing upon third-party lease financing for future sales in lieu of depending primarily on dealer credit. As a result, management anticipates sales growth for the second half of 1995 in solar energy products compared to the 1995 First Half.

     Oil and gas revenues for the 1995 Second Quarter decreased by $13,000 to $88,000, compared to 1995 First Quarter oil and gas revenues of $101,000. This decrease was due to $4,000 in decreased production and a decrease of $9,000 from the sale of 12 wells owned by the Company before its acquisition of Superior. Previously shut-in oil and gas wells successfully re-worked by Superior during the 1995 Second Quarter included the Caudill-State #1 well in Lea County, New Mexico during May 1995 and the Shinn #1 well in St. Martin's Parish, Louisiana at the end of June. These additions, however, will not contribute to oil and gas revenue increases before the third quarter of 1995. The Company plans to re-work additional shut-in oil and gas wells starting in August 1995. See Note C of the Notes to Consolidated Financial Statements at June 30, 1995 for additional information concerning the re-work of shut-in wells.

     The Company's consolidated cost of revenues in the 1995 First Half was $188,000, or 59% of consolidated net sales, of which $87,000 in cost of goods sold was attributable to SUN and $102,000 was attributable to oil and gas production costs.

      SUN's gross profit margin of $18,000, or approximately 46% of net sales, for the 1995 Second Quarter decreased from $25,000,
or 27% of revenues, in the 1995 First Quarter.   The dollar
decline in SUN's gross profit margin and increase in gross profit percentage for the 1995 Second Quarter was due to lower sales volume resulting from an interruption of inventory supply and repossession of certain merchandise discussed above.

      Oil and gas production costs of $44,000 for the 1995 Second Quarter decreased compared to $58,000 in production costs for the immediately preceding 1995 First Quarter, primarily as a result of the sale of 12 oil and gas wells and a reduction in net work-over costs. Gross profit from oil and gas operations (revenues less costs of production) increased to $45,000, or 50% of oil and gas revenues, in the 1995 Second Quarter compared to gross profit of $43,000, or 43% of oil and gas revenues in the 1995 First Quarter. This increase in gross profit margins for oil and gas operations was attributable to the sale of 12 marginal oil and gas wells owned by the Company before it acquired Superior.

     Consolidated selling, general and administrative expenses for the 1995 First Half totalled $343,000, compared to $23,000 in the 1994 First Half before the acquisitions of SUN and Superior. Selling, general and administrative costs of $193,000 for the 1995 Second Quarter increased by approximately $43,000 compared to $150,000 in the 1995 First Quarter, primarily as a result of increased legal and accounting professional fees incurred to update the Company's SEC reporting to a current status.

     Depreciation, depletion and amortization in the 1995
First Half was $50,000 compared to $14,000 in the 1994 First Half. This increase was attributable to the oil and gas interests of Superior acquired on October 1, 1994. Depreciation, depletion and amortization declined to $24,000 in the 1995 Second Quarter compared to $26,000 in the 1995 First Quarter as a result of the sale of 12 oil and gas wells.

     During the 1995 First Half, the Company incurred interest expense of $73,000, of which $38,000 was incurred in the 1995 Second Quarter and $35,000 in the 1995 First Quarter. Interest expense is attributable to indebtedness assumed in connection with the operations of SUN and Superior acquired as of October 1, 1994. The Company anticipates that interest expense will increase for the balance of 1995 as the Company expects to increase debt obligations from various sources.

LIQUIDITY AND CAPITAL RESOURCES:

      The Company's principal capital requirements include working capital for the purchase of inventories and financing of accounts receivable relating to its solar tube distribution business, costs for re-working oil and gas wells and for selling, general and administrative expenses. Subject to the availability of additional capital, management anticipates that working capital will also be required in the future for new product development and associated capital expenditures, expanded sales and marketing programs for solar energy systems and acquisition and drilling of additional oil and gas interests.

     At June 30, 1995, the Company's cash accounts were $7,000, and the Company had current assets of $364,000 and current liabilities of $2,128,000, resulting in a negative working
capital of $1,764,000.   Current liabilities at June 30, 1995
includes $1,000,000 of debt due Suffolk Energy Partners ("Suffolk") due on January 1, 1996, and $350,000 of debt due Miramar Energy Partners-I, L.P. ("Miramar") which will not be due until April 1, 1996 except for a portion that may become payable to Miramar during 1995 from a percentage of oil and gas revenues of certain wells after they have been re-worked. Excluding the obligations to Suffolk and Miramar, the Company would have had a pro forma negative working capital position at June 30, 1995 of $414,000.

     During the six months ended June 30, 1994, the Company's net loss from operations of $331,000 and approximately $40,000 in deferred offering costs for anticipated new financings were financed primarily by increases in accounts payable and accrued liabilities aggregating approximately $261,000, additional borrowings of approximately $110,000 (including increased borrowings of approximately $38,000 from related parties) and approximately $50,000 in depreciation, depletion and amortization.

      In order to obtain funds to satisfy future short-term working capital requirements, additional re-work of non-producing oil and gas wells and reductions in accrued liabilities, the Company obtained a secured financing commitment in June 1995 for up to $350,000 with interest at 12% per annum payable over a period not to exceed 36 months. The financing is subject to completion of definitive documentation, which is currently in process, and no funds were advanced under this commitment prior to June 30, 1995. This financing source will also receive an overriding royalty or net profit interest in oil and gas production that will increase the Company's aggregate financial cost of this financing commitment to approximately 19% per annum.

Subject to completion of definitive loan documentation, the Company will be able to draw $150,000 against this commitment with additional funds to become available based upon formulas relating to increased production from the re-work of oil and gas wells. Debt service payments for this financing are estimated to require approximately $15,000 per month and will be collateralized by substantially all of Superior's oil and gas interests.

     Upon obtaining proceeds from this recent financing commitment, and in an effort to increase revenues and cash flows, the Company will select shut-in wells for re-work in an order of priority that takes various factors into account, such as management's estimate of potential for increased production, the cost of re-work and whether or not the Company will be obligated to finance all or only its net share of re-working the well.

      The Company estimates its normal current operating expense requirements (before costs of revenues, capital expenditures and depreciation, depletion and amortization) at approximately $62,000 per month for sales and marketing, general and administrative expenses and interest expense. Before re-working oil and gas wells, the Company's gross profit on approximately $56,000 of average monthly revenues during the six months ended June 30, 1995 was approximately $24,000 per month, or approximately 44% of revenues. The Company recently completed re-work of two previously shut-in oil and gas wells that should increase its monthly gross profit by approximately $10,000. Subject to completion of definitive documentation, the financing commitment obtained in June 1995 described above will provide additional working capital and allow re-work of additional wells starting in August 1995 that, if successful, will increase the Company's oil and gas revenues and cash flows.

      The Company's management anticipates that it will incur losses from operations for the foreseeable future due to its current level of fixed expenses for selling, general and administrative overhead and interest expense. Losses from operations are expected to continue until such time as sales increase to a level necessary to absorb fixed costs. Revenue increases will be dependent in part upon expanded sales and marketing of SUN's solar tube energy systems and the results of re-work at certain oil and gas wells discussed above. Management believes that the existing revenue base of SUN and Superior, proceeds from the financing commitment described above and increased revenues from re-work of oil and gas wells will enable the Company to satisfy its working capital requirements and sustain its operations for the balance of 1995.

      In order to service long-term debt obligations to Suffolk ($1,000,000) and Miramar ($350,000) due in early 1996, the
Company will require additional debt or equity financing prior to January 1, 1996. If the debt to Suffolk cannot be paid, the Company may forfeit its interests in certain oil and gas properties purchased from Suffolk that generated approximately $112,000 in oil and gas revenues during the six months ended June 30, 1995. The expansion of SUN's sales and marketing activities, and further expansion of the businesses of both SUN and Superior, are also expected to require additional financing. The Company has filed a registration statement covering a proposed sale of its equity securities and will also seek private placement financing during the second half of 1995. There can be no assurance, however, that additional financing will be obtained or that any such financing would be available on reasonable terms to the Company. If the Company is unable to obtain additional financing adequate to service its debt obligations to Suffolk and Miramar, management will seek to renegotiate those obligations, but there can be no assurance that such efforts would be successful.

      The Company's debt obligations also include $94,420 due its supplier of solar energy tubes which has no stated maturity and is expected to be repaid when and if SUN's cash flow improves. This obligation is classified as a short-term debt obligation on the Company's consolidated balance sheet.

      Unless additional financing is obtained, the Company has no material obligations or plans for additional capital expenditures during the second half of 1995 except that an undetermined portion of proceeds from its recently negotiated financing commitment will be applied to re-work of certain oil and gas wells.

     The Company will be required to pay $100,000 by October 25, 1995 under the terms of a recent letter of intent to purchase a 1% interest in oil and gas license rights to the Buzi-Divinhe Block, Mozambique, and $225,000 by December 31, 1995 under an agreement in negotiation to drill an exploratory well as partial consideration for earning a 25% working interest in prospecting license ATP 594 located in the Eromanga Basin, Queensland, Australia. The Company has retained a right to farm-out its
interest in license ATP 594.   It is not presently anticipated
that the Company can finance these transactions from internal cash flow, and the Company's interests in these recently negotiated oil and gas prospects will be dependent upon obtaining adequate additional financing or negotiating suitable farm-out arrangements, neither of which can be predicted at the present time.

     The Company had approximately $217,000 of net operating loss carryforwards available as of December 31, 1994 to offset future taxable income for federal income tax purposes. Federal operating loss carryforwards expire during the years from 2001 to 2009. The federal net operating loss carryforward is subject to certain limitations caused by the greater than 50% change in ownership of the Company. The carryforward to 1994 is limited to approximately $5,300 each year up to approximately $80,000 due to these limitations.

                       PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit
  No.     Description
------    ------------
  10.1 Amendment dated August 2, 1995 to letter agreement dated September 19, 1994 between Superior Energy
          Company, Inc. (a subsidiary of the Registrant) and Miramar Energy Partner-I, L.P. as to certain note terms

  27      Financial Data Schedule at June 30, 1995

     (b) Reports on Form 8-K.   No reports on Form 8-K were filed
during the quarter ended June 30, 1995.

                                SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1995

                        WESTERN ENERGY RESOURCES, INC.
                        (Registrant)

                         By: /s/ Leslie T. Hamasaki
                         -----------------------------
                        Leslie T. Hamasaki,
                          Chairman of the Board and

                           Chief Executive Officer

                         By: /s/ Richard E. Carncross
                         -----------------------------
                         Richard E. Carncross,
                           Treasurer and
                            Chief Financial Officer