Form 10QSB
period 1995-09-30
OMNIPOWER INC
filed 1995-11-17
CIK 766822

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

For the Quarterly Period Ended:    September 30, 1995.

                       Commission File No. 0-14131

                             OMNIPower, Inc.
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

                     Western Energy Resources, Inc.
----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]       NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.15 per share, outstanding as of September 30, 1995:
5,863,295 shares.

Transitional Small Business Disclosure Format (check one):
YES  [ ]       NO  [X]

----------------------------------------------------------------

                             OMNIPower, Inc.
                                  INDEX

                                                              Page
                                                            Number

Part I     FINANCIAL INFORMATION................................3

Item 1.    Financial Statements:
           Consolidated Balance Sheets at
             September 30, 1995 and December 31, 1994...........3
           Consolidated Statements of Operations
             for the Nine Months and Three Months ended
             September 30, 1995 and September 30, 1994..........5
           Consolidated Statement of Changes in
             Stockholders' Equity (Deficit)for the
             Nine Months ended September 30, 1995...............6
           Consolidated Statements of Cash Flows for the
             Nine Months ended September 30, 1995...............7
           Notes to Consolidated Financial Statements
             at September 30, 1995..............................8

Item 2.    Management's Discussion and Analysis or
             Plan of Operation:
           Management's Discussion and Analysis of
             Financial Condition and Results of Operations......16

Part II  - Other Information:
           Item 6.  Exhibits and Reports on Form 8-K............23

Signatures .....................................................24

                      PART I. FINANCIAL INFORMATION
                    OMNIPower, Inc. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                   September 30,    December 31,
                                         1995           1994
                                    -------------   ------------
ASSETS:
Current Assets:
  Cash............................... $     1,759      $   1,651
  Trade accounts receivable,
    net of allowance for doubtful
    accounts of $8,805 at 9/30/95
    and 12/31/94......................    176,023        211,254
  Inventory...........................     48,707         69,534
  Prepaid expenses....................     43,479         11,789
  Other...............................     40,285          3,407
                                      ----------------   --------
  Total Current Assets...............     310,253        297,635
                                      ---------------   ----------
Property and Equipment at cost.......      68,723         65,400
Less accumulated depreciation........     (62,327)       (56,370)
                                          ------------   ---------
Net Property and Equipment...........       6,396          9,030
                                      --------------   -----------
Producing Oil and Gas Properties,
  accounted for under the successful
  efforts method, net................   1,314,195       1,397,936
Deferred offering costs..............      80,000             -
Other assets.........................       7,822           8,120
                                       --------------   ----------
                                        1,402,017       1,406,056
                                       -------------   -----------
Total Assets......................... $ 1,718,666    $  1,712,721
                                      ============  =============

See accompanying Notes to Consolidated Financial Statements.

                    OMNIPower, Inc. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (continued)

                                        September 30, December 31,
                                            1995          1994
                                        ------------   -----------
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
  Accounts payable................... $   494,955    $   255,479
  Accounts payable, related party....      70,207         28,815
  Accrued liabilities................     209,162         36,220
  Note payable.......................      77,000          5,000
  Debt due supplier..................      94,420         94,420
  Current portion of long-term debt,
    related parties..................   1,436,441         24,025
                                      -------------  ------------
Total Current Liabilities............   2,382,185        443,959
                                      -------------  -------------
Long-Term Debt.......................          --        350,000
Long-Term Debt, related parties......     478,674      1,498,076
                                      -------------  -------------
Total Long-Term Debt.................     478,674      1,848,076
                                      -------------  -------------
Total Current Liabilities
  and Long-Term Debt.................   2,860,859      2,292,035
                                      -------------  -------------
Commitments and Contingencies
 (Notes C, H and I)
Stockholders' Equity (Deficit):
  Common stock, $.15 par value,
    20,000,000 shares authorized,
       5,867,604 shares issued at
       9/30/95; 5,834,270 at 12/31/94
    5,829,961 shares outstanding
       at 9/30/95; 5,834,270 shares
       outstanding at 9/31/94              880,139       875,139
  Additional paid-in capital.........    5,728,013     5,713,014
  Treasury stock, at cost,
     4,309 shares..................        (33,090)      (33,090)
  Accumulated (deficit).............    (7,717,256)   (7,134,377)
                                      --------------  ------------
Total Stockholders' Equity (Deficit).   (1,142,193)     (579,314)
                                      --------------  ------------
Total Liabilities and
  Stockholders' Equity (Deficit)....     $1,718,666    $1,712,721
                                       ============   ============

See accompanying Notes to Consolidated Financial Statements.

                    OMNIPower, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                          Nine Months ended    Three Months ended
                              September 30,        September 30,
                        -------------------  --------------------
                           1995      1994       1995          1994
                        --------- ---------  --------- ---------
REVENUES:
  Oil and gas......... $ 264,367  $ 66,382   $  74,827    $ 16,635
  Solar energy devices   203,504        -       73,819        -
  Other...............    15,905        -          120        -
                       -----------  --------   ----------   ------
Total Revenues........   483,776     66,382     148,766     16,635
                       ---------    -------    --------     ------
COSTS AND EXPENSES:
  Oil and gas
    production costs..   223,904     33,627     122,310      7,227
  Cost of sales.......   132,082        -        45,272        -
  Sales and marketing.    54,725        -        19,884        -
  General and
    administrative....   431,991     37,609     123,900     12,760
  Depreciation,
    depletion and
    amortization......    74,028     24,476       24,016     7,185
  Interest expense....   111,500      2,720       38,594     1,003
Other:
    Financial expense..   34,289       -          26,691         -
    Loss on sale of
      interest in wells    4,134        -          -           -
                       ---------- ---------  ---------- ---------
Total costs & Expenses 1,066,653     98,432      400,667    28,175
                       ---------- ---------  ---------- ---------
NET (LOSS)............ $(582,877)  $(32,050)   $(251,901) $(11,540)
                       ========== =========  ========== =========
NET (LOSS)
  PER COMMON SHARE....     $(.10)     $(.06)       $(.04)    $(.02)
                        ========== =========  ========== =========
Weighted Average
  Number of Common
  Shares Outstanding.  5,841,073    555,996    5,863,295   555,996
                       ========== =========  ========== =========

See accompanying Notes to Consolidated Financial Statements.

                     OMNIPOWER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEBER 30, 1995

               Common Stock     Additional
              -------------      Paid-in   Treasury  Accumulated
               Shares    Amount   Capital    Stock     (Deficit)   Total
             -------------------  --------  --------  -----------  -----
Balance at
12/31/94....5,829,961 $875,139 $5,713,013  $(33,090) $(7,134,379) ($579,317)

Net loss 9-
Months end
9/30/95        33,334    5,000      15,000      --      (582,877)  (562,877)
               --------  ---------  --------  ---------  --------   ---------
Balance at
9/30/95.....5,863,395 $880,139  $5,728,013  $(33,090) $(7,717,256) (1,142,194)
             ========== ========  ========== ========= =========== ===========

See accompanying Notes to Consolidated Financial Statements.

                    OMNIPOWER, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Nine Months ended September 30,
                                                1995              1994
                                           ------------     ----------
CASH FLOWS TO (FROM) OPERATING ACTIVITIES:
Net (loss)................................  $  (582,877)     $  (32,050)
Adjustment to reconcile net (loss) to net
  cash provided by operating activities:
    Depreciation, depletion
      and amortization....................       74,028          24,476
    Loss on sale of interest in wells.....        4,134            -
    Changes in:
      Trade accounts receivable...........       34,660          15,645
      Inventory...........................       20,827              -
      Prepaid expenses....................      (31,690)             -
      Other current assets.   ............      (36,281)             -
      Accounts payable....................      239,474         (25,294)
      Accounts payable, related parties...        6,393              -
      Accrued liabilities.................      172,941              -
Net Cash Provided (Used) by...............    ----------         --------
     Operating Activities.................     ( 98,391)        (19,067)
CASH FLOWS TO (FROM) INVESTING ACTIVITIES:     ---------        --------
(Additions) to property and equipment.....       (3,114)             -
Sale of interests in wells................       11,600              -
                                                ------------  ----------
Net Cash Provided (Used) by Invest. Act...        8,486             -0-
                                                  ------------    ------

CASH FLOWS TO (FROM) FINANCING ACTIVITIES:
  Issuance of common stock for service....       20,000              -
  Notes payable...........................       72,000              -
  Notes payable, related parties..........       78,013              -
  Deferred offering costs.................      (80,000)             -
                                               ------------    ----------
Net Cash Provided by Fin. Activities......       90,013             -0-
                                               --------------  -----------
Net increase (decrease) in cash...........          108           (19,067)
CASH, beginning of period.................        1,651             3,311
                                              ---------------    ---------
CASH, end of period....................       $   1,759       $     2,222
                                               ============   ============
Supplemental disclosures
of cash flow information:
  Cash paid during the period for:
    Interest..............................   $     10,377           2,720
    Income taxes..........................   $        -

See accompanying Notes to Consolidated Financial Statements.

                    OMNIPOWER, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995

     A.      THE COMPANY.   OMNIPower, Inc. (the "Company") was formerly
known as Western Energy Resources, Inc. At a recent meeting of shareholders held on August 18, 1995, shareholders approved the change of the Company's name to OMNIPower, Inc. It was the Company's first annual shareholder's meeting since its reorganization in October of 1994.

     OMNIPower, Inc. is a diversified energy company engaged in development and distribution of products utilizing renewable energy technology as well as the operation and production of oil and gas wells, primarily in the Southeast and Southwest regions of the United States. SUN is the exclusive distributor in the United States for solar evacuated tubes manufactured by Nippon Electric Glass Co., Ltd. ("NEG") of Japan and Superior owns fractional oil and gas interests primarily located in Louisiana, Texas and New Mexico.

     SUN and Superior were acquired by the Company on October 1, 1994 pursuant to an agreement and plan of reorganization. Prior to October 1, 1994, the Company's only business consisted of fractional interests in 15 oil and gas well in Texas and Kansas which generated less than $4,000 in revenue per month net of production costs. The Company's interests in 12 of those wells were sold in May 1995 for $17,000 after payment of related liabilities. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, SUN and Superior, from their date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

     B. CHANGE IN CAPITALIZATION OF OMNIPower, Inc. At the recent Annual Meeting of Shareholders, held in the offices of the Company at 2:00 P.M. local California time on August 18, 1995, the shareholders approved three amendments to the Company's certificate of incorporation by voting in favor of Proposals 3, 4, and 5 of the Proxy Statement . In Proposal 3, shareholders voted in favor of effecting a 1 for 15 stock split with respect to its issued and outstanding Common Stock. This reduced the number of outstanding shares of the Company from 87,449,410 to 5,829,961. In Proposal 4, shareholders approved an increase in the number of authorized shares from 10 million to 20 million at a par value of $0.15 per share. In Proposal 5 the shareholders approved an amendment to the Company's certificate of incorporation for the purpose of creating a new class of authorized capital stock to be designated Preferred Stock in an amount of 3 million shares.

                     SEPTEMBER 30, 1995 (unaudited)

     C. UNAUDITED INTERIM STATEMENTS. The accompanying unaudited Consolidated Financial Statements at September 30, 1995 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company's management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules. Reference is made to
Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 for a summary of significant accounting policies utilized by the Company. It is suggested that the Consolidated Financial Statements at September 30, 1995 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

     D.      GOING CONCERN;  AUDITOR'S QUALIFICATION  AND MANAGEMENT'S
PLAN.   The accompanying financial statements have been prepared
assuming that the Company will continue as a going-concern. The Company has suffered recurring losses, has negative stockholders' equity and substantial long-term debt nearing maturity, and cash flows from operations to date have been insufficient to fund future development. The independent auditors' report of A J. Robbins PC on the financial statements of the Company at December 31, 1994 contains a paragraph expressing substantial doubt concerning the ability of the Company to continue as a going concern. The Consolidated Financial Statements at September 30, 1995 do not include any adjustments that might result from the outcome of this uncertainty.

     Management's strategy in acquiring SUN and Superior in October 1994 was to use cash flow from Superior's oil and gas operations to finance the Company's selling, general and administrative expenses and working capital requirements to support continued development of SUN's solar energy tube business and expansion of Superior's oil and gas activities. Included in Superior's oil and gas interests are fractional interests in approximately 40 gross producing wells and 19 gross shut-in wells which had ceased production for mechanical or other reasons, but which management believes offer potential for renewed production if the wells
are re-worked.   If wells having potential for restored production are
re-worked successfully, monthly revenues and cash flow from operations are expected to increase. Before re-work of these wells, the Company's monthly revenues from producing oil and gas wells was approximately $29,000 before production costs for the Nine Months ended September 30, 1995.

     Re-work of the Caudill-State #1 well in Lea County, New Mexico, was completed in the second quarter of 1995; the well remained shut-in

                     SEPTEMBER 30, 1995 (unaudited)

at September 30, 1995, and the well test indicates production rates of approximately $8,000 per month net to the Company's interest before production costs. Re-work of the Shinn #1 well in St. Martin Parish, Louisiana was initiated in June 1995, and initial production rates obtained during work-over indicate production rates of approximately $14,000 per month net to the Company's interest before production costs. Management plans to commence re-work of additional wells in December 1995. The aggregate cost of re-working approximately 17 other wells, in addition to the Caudill-State #1 and Shinn #1 wells, is estimated by management at approximately $616,000, of which approximately $143,000 would be allocable to net interests of the Company and the balance would be allocable to third parties. However, to re-work certain wells in instances where other owners do not have, or are unwilling to provide, additional capital, the Company may elect to finance the entire cost of re-working one or more wells in exchange for a preferred return on its investment or an assignment of the interests of other co-owners.

     At September 30, 1995, the Company' current assets were $310,000 and its current liabilities were $2,333,000, resulting in a negative
working capital of $2,023,000.   Current liabilities at September 30,
1995 includes $1,000,000 of debt due Suffolk Energy Partners ("Suffolk") due on January 1, 1996, and $350,000 of debt due Miramar Energy Partners-I, L.P. ("Miramar") which will not be due until April 1, 1996 except for a portion that may become payable to Miramar during 1995 from a percentage of oil and gas revenues of certain wells after they have been re-worked. See Note H below. Excluding the obligations to Suffolk and Miramar, the Company would have had a pro forma negative working capital position at September 30, 1995 of $673,000.

      Management believes that the Company's existing revenue base and increased revenues from re-work of oil and gas wells discussed above will enable the Company to satisfy its working capital requirements and sustain its operations for the balance of 1995. In order to service long-term debt obligations to Suffolk and Miramar due in early 1996, however, the Company will require additional debt or equity financing. If the debt to Suffolk cannot be paid, the Company may forfeit its interests in certain oil and gas properties purchased from Suffolk that currently generate approximately 59% of Superior's revenues and gross profits (see Note H below.) The Company has filed a registration statement with the SEC covering a proposed sale of equity securities and will also seek private placement financing during the second half of 1995. There can be no assurance, however, that additional financing will be obtained or that any such financing would be on reasonable terms to the Company. Accordingly, the ultimate outcome of management's plan is uncertain.

      See the Consolidated Financial Statements at September 30, 1995 and Management's Discussion and Analysis of Financial Condition and

                     SEPTEMBER 30, 1995 (unaudited)

Results of Operations included elsewhere in this Report.

     E.      INTERIM PERIODS NOT NECESSARILY REPRESENTATIVE OF
FULL YEAR.  The unaudited consolidated statements of operations for the Three Months and Nine Months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the
full year.   See also Notes A and C above and Management's Discussion
and Analysis of Financial Condition and Results of Operation included elsewhere in this Report.

     F.      ACCOUNTS RECEIVABLE.      Concentrations of credit risk
with respect to trade receivables of Superior's oil and gas interests exist due to large balances with two companies that purchase oil and gas production from wells in which Superior has an interest. Ongoing credit evaluations of the operators' financial condition are performed and no collateral is required. Management believes that substantially all accounts receivable as of September 30, 1995 are fully collectible.

     G.      ACCOUNTING FOR OIL AND GAS INVESTMENTS AND PROPERTIES.
The Company uses the "successful efforts" method of accounting for oil and gas producing activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed. Capitalized costs of proved oil and gas properties are amortized by the unit-of-production method based on proved oil and gas reserves.

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

                     SEPTEMBER 30, 1995 (unaudited)

     H.      LONG-TERM DEBT AND CURRENT PORTION.   The Company's
long-term debt and current portion thereof at September 30, 1995 included the following:

                                                    September 30,
                                                        1995
                                                   --------------
Note payable, due April 1, 1996, with interest
  at 10% per annum due monthly commencing
  December 1, 1995 (except interest to
  October 31, 1995 accrued and payable
  April 1, 1996);  acceleration of principal
  payments commences upon full repayment of
  expenses incurred in re-work of specified wells,
  due within 10 days after receipt of net income
  from wells, in an amount equal to 25% of the
  net income received;  collateralized by
  specific oil and gas interests.................. $    350,000
    Less: current portion.........................     (350,000)

Long-term Debt to Related Parties:
  Note payable to related party, principal due
    January 1, 1996, with interest at 10% per
    annum due quarterly (except interest to
    December 31, 1995 accrued and payable
    January 1, 1996); collateralized by specific
    oil and gas interests.........................    1,000,000
    Less: current portion.........................   (1,000,000)
  Notes payable to stockholders, with interest
    at 7%, principal due December 31, 1999;
    uncollateralized..............................      393,953
  Notes payable to stockholders, with interest
    at 8.5%, principal and interest due in
    monthly installments of $2,465 to
    November 1, 1997;  uncollateralized...........       58,343
    Less: current portion.........................      (25,601)
  Note payable to affiliate of stockholder, with
    interest at 6%, principal due
    December 31, 1996; uncollateralized...........       51,979
                                                   -------------
Total long-term Debt, net of current portion...... $    478,674

                     SEPTEMBER 30, 1995 (unaudited)

       On October 1, 1994, the Company's Superior subsidiary entered into an agreement to purchase certain oil and gas interests from Miramar. In consideration for its purchase of these interests, Superior issued shares of its capital stock to Miramar which were subsequently exchanged for 137,709 new shares of the Company's common stock under a reorganization agreement and plan between the Company and Superior effected as of October 1, 1994. Superior also issued its promissory note for the payment to Miramar of $350,000 with interest at 10% per annum. The amount of this obligation is subject to certain upward or downward adjustments for certain items to be prorated as provided in the agreement between Superior and Miramar, and provides the principal of the note may be increased to an amount equal to 35% of 90% of the 10% discounted proved oil and gas reserves of the purchased interests as determined by a reserve appraisal report after the wells have been re-worked. Re-work of the wells had not been completed at September 30, 1995. The Company does anticipate as a result of the Shinn 1-D workover material adjustments to the $350,000 principal amount of the note as a result of these provisions.

       On October 1, 1994, Superior entered into a purchase agreement for the purchase of certain oil and gas interests from Suffolk. In consideration for its purchase of these interests, Superior issued shares of its capital stock to Suffolk which were subsequently exchanged for 463,621 new shares of the Company's common stock under a reorganization agreement and plan between the Company and Superior effected as of October 1, 1994. In addition, Superior issued its promissory note for the payment to Suffolk of $1,000,000 with interest at 10% per annum. Under Superior's agreement for the purchase of certain oil and gas interests from Suffolk, should 90% of the discounted proved oil and gas reserves (using a discount factor of 10% per annum) of the purchased interests, as determined by a reserve appraisal based upon prices of $15.00 per barrel of oil and $2.00 per Mcf for gas, exceed the principal amount of the $1,000,000 note, the principal amount of Superior's note will be increased to the 90% discounted figure. The Company does not anticipate any material adjustments to the $1,000,000 principal amount of the note as a result of these provisions.

     As part of the purchase agreement, Superior entered into an escrow agreement with Suffolk whereby the assignment of oil and gas interests purchased from Suffolk have been deposited into escrow. If Superior defaults on the payment of its note obligations, or if a registration statement covering the Company's securities had not been filed with the SEC by June 30, 1995, then Suffolk and Superior agreed to terminate the purchase and sale of the purchased interests. The Company filed a registration statement with the SEC on June 30, 1995 to satisfy the latter condition. In the event the purchase and sale is terminated, Superior's promissory note will be canceled, the oil and

                     SEPTEMBER 30, 1995 (unaudited)

gas interests will be reassigned to Suffolk, and Suffolk will be entitled to retain the 463,621 new shares of the Company's common stock.

       I.      CERTAIN COMMITMENTS AND CONTINGENCIES.

     All of SUN's primary products are purchased from its exclusive supplier, Nippon Electric Glass Co., Ltd. ("NEG") of Japan. As such, SUN's ability to achieve and maintain successful operations depends in substantial part on SUN's ability to retain its distribution rights to NEG products and on NEG's ability and willingness to meet SUN's product requirements.

     SUN has an exclusive distributorship agreement with NEG. This agreement stipulates that SUN has exclusive rights to distribute certain defined glass solar energy products of NEG in the United States. As a condition to maintain exclusive rights, SUN is required to purchase within the 12 month period ending on September 20, 1995 a minimum quantity of 5,000 solar energy tubes from NEG. The value of these minimum purchases is approximately $435,000. The consequence to SUN for not purchasing the stated minimum quantity is possible termination of the agreement or conversion of its exclusive distribution rights to a nonexclusive status. SUN did not meet these minimum purchase requirements as of September 30, 1995. Although SUN's distributorship agreement has been renewed in prior years without meeting minimum purchase requirements, there can be no assurance SUN will be able to obtain further renewals of its exclusive rights without attaining minimum performance levels.

     At September 30, 1995, SUN owed, in addition to its trade accounts payable, $94,420 to NEG, its distributor and sole supplier of solar energy devices. The debt was originally incurred as accounts payable in the normal course of SUN's business. The supplier has agreed to postpone collection of this amount until cash flow of the Company has improved. Accordingly, the payable has been classified as short-term debt, is non-interest bearing and has no stated maturity date.

     As discussed in Note H above, the principal amount of the Company's $350,000 promissory note to Miramar is subject to certain upward or downward adjustments for certain items which have yet to be determined. Certain oil and gas interests purchased by Superior from Suffolk are collateralized by an escrow arrangement. If Superior defaults on the payment of its $1,000,000 note obligations to Suffolk, the Company faces a risk that its interests in certain properties may be forfeited.

     Reference is also made to Note 13 of the Notes to Consolidated

                         SEPTEMBER 30, 1995 (unaudited)


Financial Statements at December 31, 1994 included in the Company's Annual Report on Form 10-KSB for the fiscal year then ended for a summary of lease obligations and other commitments and contingencies.

       J.      ENVIRONMENTAL MATTERS.

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

     In June of 1995, the Company attempted to re-enter the Shinn #1 well in St. Martin Parish, Louisiana. The well was "kicked-off" and began flowing at the rate of approximately 40 barrels of oil per hour at +/- 2,000 pounds of flowing, tubing pressure. After two days of operation a surface leak was noticed and was initially controllable. However, after several days it became evident that in order to repair the leak the well would have to be killed. Prior to the well being shut-in, approximately 100 barrels of oil had seeped into the bayou and booms were put in place to stop the spread of oil and vacuum equipment was brought to the site to clean all oil from the water surface. The well was shut-in and the site cleaned to the satisfaction of local and state authorities.

     The well control and clean-up effort caused the Company to experience an extraordinary operating expense during the Third Quarter of approximately $78,212 which adversely impacted the Company's operating results for the quarter.

                      OMNIPOWER, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion and analysis should be read inconjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The independent auditors' report of A J. Robbins P.C. on the financial statements of the Company at December 31, 1994 contains a paragraph expressing substantial doubt concerning the ability of the Company to continue as a going concern. See Note D of the Notes to Consolidated Financial Statements at September 30, 1995 included elsewhere in this Report for a discussion of management's plans regarding these matters.

      Prior to 1994, the Company primarily owned fractional interests in oil and gas wells in Texas and Kansas. Through an exchange of shares effective as of October 1, 1994, the Company acquired SUN Utility Network, Inc. ("SUN"), a distributor of solar evacuated tubes, and Superior Energy Company, Inc. ("Superior"), an owner of fractional oil and gas interests located primarily in Texas and Louisiana. As of September 30, 1995, the Company has an accumulated deficit from operations of $7,717,000, of which $5,726,000 was attributable to oil and gas operations of the Company through September 30, 1994 incurred prior to the acquisitions of SUN and Superior.

      The oil and gas industry is a highly capital intensive business, especially in the initial stages of exploration and development of properties. Oil and gas operations typically require capital principally to fund (i) purchase of leases or working interests in oil and gas producing properties; (ii) capital expenditures under certain agreements for geological, geophysical and seismic costs and drilling and completion costs of wells; and (iii) general and administrative expenses. Similarly, the operations of SUN in the initial development, sale and marketing of its solar evacuated tube distribution business is capital intensive. SUN's primary working capital requirements are to finance growth in inventories and account receivable and for selling, general and administrative expenses.

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

      The Company was only capable of funding the re-working of a few wells during the second quarter due, in large part, to the extraordinary cost incurred in attempting to place the Shinn #1 well in St. Martin Parish, LA back into production. Those costs combined with the inability to acquire additional working capital during the period resulted in the delay in bringing additional wells into production. For additional information as to the status of re-working wells, reference is made to Note D of the Notes to Consolidated Financial Statements at September 30, 1995 elsewhere herein.

      The financing commitment of $350,000, referred to in the Company's Form 10QSB for the second quarter of 1995 was not entered into by the Company due to the fact that management believed the cost of the financing was unacceptable in lieu of other possible financing methods that might be available. Since the rejection of that financing, the Company has sought new financing for the re-working of +/- 14 wells and combined this financing requirement with a new financing arrangement that includes the purchase of producing oil and gas properties owned by Robertson Oil & Gas in Tickfaw, Louisiana. The new financing, if successful, will provide the Company with approximately $7.30 million to complete the purchase, re-work the shut-in wells and reduce current outstanding debt. Several institutional lenders are currently reviewing the loan package and the accompanying oil and gas reserves reports and a decision on the viability of the loan should be known on or before December 1, 1995.

      In order to service long-term debt obligations to Suffolk and Miramar due in early 1996, the Company will require additional debt or
equity financing.   See Notes D and I of the Notes to Consolidated
Financial Statements at September 30, 1995. If the debt to Suffolk cannot be paid, the Company may forfeit its interests in certain oil and gas properties purchased from Suffolk which accounted for approximately 59% of the Company's revenues and gross profit from oil and gas operations (or approximately 33% of consolidated revenues) for the Nine Months ended September 30, 1995. The Company has filed a registration statement covering a proposed sale of equity securities with the Securities and Exchange Commission and will also seek private placement
financing during the second half of 1995.   There can
be no assurance, however, that additional financing will be obtained or that any such financing would be on reasonable terms to the Company. Accordingly, the ultimate outcome of management's plan is uncertain.

      The Company's long-range plan of operation is to expand its activities to develop a diversified energy business. To this end, SUN Utility Network, Inc. is preparing a Pre-Incorporation Agreement to incorporate a new leasing company in Hawaii with two individuals investors. The investors will own 20% of the new company and OMNIPower, Inc. will own 80% of the company. The new company will be called OMNIPower Energy Services, Inc. and will lease solar arrays consisting of the solar evacuated tube manufactured by Nippon Electric Glass to furnish home owners with home hot water heating systems thereby saving the average home owner as high as 80% of their monthly water heating costs.

      A separate Pre-Incorporation and Consulting Agreement is being negotiated with Contino + Partners, a White Plains, New York lease consulting firm to cover its incorporation of a leasing company to be headquartered in Florida to lease solar arrays for solar energy systems in Florida, Georgia and Alabama. Contino + Partners will also be engaged by the Company as consultants to advise the Company on all aspects of equipment leasing. The new company to service the above southeastern states will be called Southeast Energy Services, Inc. OMNIPower, Inc. will initially own 80% of the new company and Contino + Partners will own 20% and will operate the company.

      Management believes the concept of leasing will make energy savings offered by arrays of solar evacuated tubes more attractive to home owners and owners of commercial enterprises by eliminating high initial capital costs. If these companies are successful OMNIPower will most likely establish similar companies in more locations throughout the country as well as at selected international locations.

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

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994; AND THREE MONTHS ENDED SEPTEMBER 30, 1995 ("1995 Third Quarter") COMPARED TO THE IMMEDIATELY PRIOR QUARTER ENDED JUNE 30, 1995 ("1995 SECOND Quarter")

      As discussed above, the Company acquired SUN and Superior through an exchange of shares effective as of October 1, 1994. The acquired assets and liabilities have been recorded in the Company's consolidated financial statements at their estimated fair values at the date of acquisition. The Company's consolidated results of operations for the prior year's 1994 for 9-months do not include results of operations of SUN and Superior insofar as that period was prior to their acquisition by the Company.

      Consolidated revenues for the 1995 9-months of $484,000 increased by $417,000 compared to $66,000 in the prior year's 1994 9-months. Increases in revenues for the 1995 9-months compared to the 1994 9-months are attributable to the operations of SUN and Superior acquired on October 1, 1994.

      The Company's consolidated revenues for the 1995 Third Quarter were $149,000, consisting of approximately $74,000 from revenues of SUN and $75,000 from oil and gas operations. Consolidated revenues increased by $20,000 compared to consolidated revenues of $129,000 for the immediately preceding 1995 Second Quarter which included $40,000 in revenues of SUN and $88,000 in oil and gas revenues.

      SUN recently has changed its marketing strategy to rely increasing upon third-party lease financing for future sales in lieu of depending primarily on dealer credit. As a result, management anticipates sales growth for the first half of 1996 in solar energy products compared to the 1995 Second Half.

      Oil and gas revenues for the 1995 Third Quarter decreased by $13,000 to $75,000, compared to 1995 Second Quarter oil and gas revenues of $88,000. The Company plans to re-work additional shut-in oil and gas wells starting in December 1995. See Note D of the Notes to Consolidated Financial Statements at September 30, 1995 for additional information concerning the re-work of shut-in wells.

      The Company's consolidated cost of revenues in the 1995 9-months was $356,000, or 74% of consolidated net sales, of which $132,000 in cost of goods sold was attributable to SUN and $224,000 was attributable to oil and gas production costs, including remedial costs from an oil spill of $78,000 previously noted.

      SUN's gross profit margin of $29,000, or approximately 39%
of net sales, for the 1995 Third Quarter increased from $18,000,
or 46% of revenues, in the 1995 Second Quarter.   The dollar increase in
SUN's gross profit margin and decrease in gross profit percentage for the 1995 Third Quarter was due to sales returning to a more normal pattern as compared to the interruptions of the Second Quarter.

      Oil and gas production costs of $122,000 for the 1995 Third

Quarter tripled compared to $44,000 in production costs for the immediately preceding 1995 Second Quarter. The Company suffered a gross profit loss from oil and gas operations (revenues less costs of production) of ($47,000) for the Third Quarter 1995. Production costs for the Quarter included $78,000 of cost to kill and clean-up the Shinn #1-D well in St. Martin Parish, Louisiana resulting from an oil spill. Without these extraordinary costs production costs for the Quarter would have been $44,000 and gross would have been $31,000 as compared to $45,000 in the Second Quarter.

     Consolidated selling, general and administrative expenses for the 1995 9-Months total $487,000, compared to $38,000 in the 1994 9-Months before the acquisitions of SUN and Superior. Selling, general and administrative costs of $144,000 for the 1995 Third Quarter decreased by approximately ($49,000) compared to $193,000 in the 1995 Second Quarter, primarily as a result of increased legal and accounting professional fees recorded in the Second Quarter incurred to update the Company's SEC reporting to a current status.

     Depreciation, depletion and amortization in the 1995 9-months was $74,000 compared to $24,000 in the 1994 9-Months. This increase was attributable to the oil and gas interests of Superior acquired on October 1, 1994. Depreciation, depletion and amortization remained constant at $24,000 in the 1995 Third Quarter compared the 1995 Second Quarter.

     During the 1995 9-Months, the Company incurred interest expense of $111,000, of which $39,000 was incurred in the 1995 Third Quarter. Interest expense is attributable to indebtedness assumed in connection with the operations of SUN and Superior acquired as of October 1, 1994. The Company anticipates that interest expense will increase for the balance of 1995 as the Company expects to increase debt obligations from various sources.

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

     At September 30, 1995, the Company's cash accounts were $2,000, and the Company had current assets of $310,000 and current liabilities of $2,333,000, resulting in a negative working capital of ($2,023,000). Current liabilities at September 30, 1995 includes $1,000,000 of debt due Suffolk Energy Partners ("Suffolk") due on January 1, 1996, and $350,000 of debt due Miramar Energy Partners-I, L.P. ("Miramar") which will not be due until April 1, 1996 except for a portion that may become payable to Miramar during 1995 from a percentage of oil and gas revenues of certain wells after they have been re-worked. Excluding the obligations to Suffolk and Miramar, the Company would have had a pro forma negative working capital position at September 30, 1995 of ($673,000).

     During the Nine Months ended September 30, 1995, the Company's net loss from operations of ($583,000) and approximately $80,000 in deferred offering costs for anticipated new financing were financed primarily by increases in accounts and notes payable and accrued liabilities aggregating approximately $412,000, additional borrowings of approximately $113,000 (including increased borrowings of approximately $41,000 from related parties) and approximately $74,000 in depreciation, depletion and amortization as well as $56,000 from reduction of trade receivables and inventories.

      The management of the Company continues to work on securing additional financing. Such financing will be utilized to re-work shut-in oil wells. In an effort to increase revenues and cash flows, the Company will select shut-in wells for re-work in an order of priority that takes various factors into account, such as management's estimate of potential for increased production, the cost of re-work and whether or not the Company will be obligated to finance all or only its net share of re-working the well.

      The Company estimates its normal current operating expense requirements (before costs of revenues, capital expenditures and depreciation, depletion and amortization) at approximately $66,000 per month for sales and marketing, general and administrative expenses and interest expense. Before re-working oil and gas wells, the Company's gross profit on approximately $54,000 of average monthly revenues during the Nine Months ended September 30, 1995 was approximately $14,000 per month, or approximately 26% of revenues.

      The Company's management anticipates that it will incur losses from operations for the foreseeable future due to its current level of fixed expenses for selling, general and administrative overhead and interest expense. Losses from operations are expected to continue until such time as sales increase to a level necessary to absorb fixed costs. Revenue increases will be dependent in part upon expanded sales and marketing of SUN's solar tube energy systems and the results of re-work at certain oil and gas wells discussed above. Management believes that the existing revenue base of SUN and Superior, proceeds from additional financing to be used to increase revenues from re-work of oil and gas wells will enable the Company to satisfy its working capital requirements and sustain its operations for the interim.

      In order to service long-term debt obligations to Suffolk ($1,000,000) and Miramar ($350,000) due in early 1996, the Company will require additional debt or equity financing prior to January 1, 1996.
If the debt to Suffolk cannot be paid, the Company may forfeit its interests in certain oil and gas properties purchased from Suffolk that generated approximately $155,000 in oil and gas revenues during the Nine Months ended September 30, 1995. The expansion of SUN's sales and marketing activities, and further expansion of the businesses of both SUN and Superior, are also expected to require additional financing.
The Company has filed a registration statement covering a proposed sale of its equity securities and will also seek private placement financing during the next six months. There can be no assurance, however, that additional financing will be obtained or that any such financing would be available on reasonable terms to the Company. If the Company is unable to obtain additional financing adequate to service its debt obligations to Suffolk and Miramar, management will seek to renegotiate those obligations, but there can be no assurance that such efforts would be successful.

      The Company's debt obligations also include $94,420 due its supplier of solar energy tubes which has no stated maturity and is expected to be repaid when and if SUN's cash flow improves. This obligation is classified as a short-term debt obligation on the Company's consolidated balance sheet.

      Until additional financing is obtained, the Company has no material obligations or plans for additional capital expenditures during the remainder of 1995.

      The Company will be required to pay $100,000 by April 25, 1996 under the terms of a recent letter of intent to purchase a 1% interest in oil and gas license rights to the Buzi-Divinhe
Block, Mozambique. It is not presently anticipated that the Company can finance this transaction from internal cash flow, and the Company's interest in this recently negotiated oil and gas prospect will be dependent upon obtaining adequate additional financing or negotiating suitable farm-out arrangements, neither of which can be predicted at the present time.
     At December 31, 1994, the Company had approximately $217,000 of federal net operating loss carryforwards which expires from 2001 to 2009. The pre-organization federal net operating loss carry-forward is subject to certain limitations caused by the greater than 50% change in ownership of the Company. The carry-forward to 1994 is limited to approximately $5,300 each year up to approximately $80,000 due to these limitations.

                       PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

Exhibit
  No.     Description
------    ------------


       27      Financial Data Schedule at September 30, 1995

     (b) Reports on Form 8-K.   No reports on Form 8-K were filed
during the quarter ended September 30, 1995.

                                SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1995

                        OMNIPOWER, INC.
                        (Registrant)

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